Form 10-Q
period 1998-06-30
SOUTHERN CAPITAL TRUST I
filed 1998-08-14
CIK 1063588

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1998   Commission File Number: 1-14203-01

                   SOUTHERN  CAPITAL  TRUST  I
     (Exact name of registrant as specified in its charter)

          Delaware                           51-0381656
 (State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)         Identification number)


       121 East Main  Street, Mount Olive, North Carolina  28365
     (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including Area Code:   (919) 658-7020


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes      [  ] No


The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.




PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
SOUTHERN CAPITAL TRUST I
BALANCE SHEETS
(Dollars in thousands)                     June 30,         June 9,
                                             1998             1998
ASSETS
                                          (Unaudited)     (Unaudited)
Junior Subordinated Debentures            $    23,711     $    23,711
Interest Receivable                               163               -
     Total Assets                              23,874          23,711

LIABILITIES
8.25% Capital Securities                       23,000          23,000
Interest Payable                                  158               -
     Total Liabilities                         23,158          23,000

EQUITY AND NET ASSETS
Common Securities                                 711             711
Net Assets                                          5               -
 Total liabilities, equity and net assets $    23,874     $    23,711

   The accompanying notes are an integral
      part of these financial statements.


SOUTHERN CAPITAL TRUST I
STATEMENT OF REVENUE AND EXPENSE AND
CHANGES IN NET ASSETS
(Dollars in thousands}                      22 days
                                             ended
                                            June 30,
                                              1998
Revenues:                                 (Unaudited)
    Interest income                       $       163
         Total Revenues                           163

Expenses:
     Interest expense                             158
         Total  Expenses                          158

Excess (deficit) of revenues over expenses          5


Change in net assets                      $         5
Net assets beginning of period            $       711
Net assets June 30, 1998                  $       716


   The accompanying notes are an integral
      part of these financial statements.

SOUTHERN CAPITAL TRUST I
STATEMENT OF CASH FLOWS
(Dollars in thousands)

                                           22 days
                                             ended
                                           June 30,
                                             1998
                                          (Unaudited)
OPERATING CASH FLOWS
    Net operating cash flows              $         -

FINANCING CASH FLOWS
    Net financing cash flows              $         -

INVESTING CASH FLOWS
    Net investing cash flows              $         -


Net change in cash                        $         -
Cash: Beginning of period                           -
   End of quarter                         $         -


RECONCILIATION OF EXCESS OF REVENUES OVER EXPENSES
TO OPERATING CASH FLOWS
(Dollars in thousands)
Excess of Revenues over Expenses          $         5
       Changes in: Receivables            $      (163)
                   Payables               $       158
          Operating cash flows            $         -


   The accompanying notes are an integral
      part of these financial statements.

SOUTHERN CAPITAL TRUST I
STATEMENT OF CHANGES IN EQUITY AND NET
ASSETS
(Dollars in thousands)                            (Unaudited)
                                                             Total
                                                            Equity
                                            Paid-in         and Net
                                            Capital         Assets
BALANCE JUNE 9, 1998                       $      711      $      711

Excess of revenues over expenses                    5               5

BALANCE JUNE 30, 1998                      $      716      $      716


   The accompanying notes are an integral
      part of these financial statements.

SOUTHERN CAPITAL TRUST I
Notes to financial statements
(Dollars in thousands)

Note 1. Summary of significant accounting policies

The Trust

     Southern Capital Trust I (the "Trust"), was created April
29, 1998 and funded on June 9, 1998. The Trust is a wholly owned subsidiary of Southern BancShares (N.C.), Inc. ("BancShares") of Mount Olive, North Carolina. The Trust is a statutory business trust created under Delaware law, the result of the filing of a certificate of trust with the Delaware Secretary of State. The Trust is governed by a trust agreement between BancShares, as Depositor; Bankers Trust ("Delaware"), as Delaware Trustee; Bankers Trust, as Property Trustee; the Administrators (as named herein); and the holders, from time to time of undivided beneficial interests in the assets of the Trust. Two individuals have been selected by the holders of the Trust's Common Securities, to act as administrators with respect to The Trust (the
"Administrators"). BancShares, as the holder of the Common Securities, has selected two individuals who are officers of BancShares to serve as the Administrators. The Trust exists for the following exclusive purposes: (i) to issue and sell the Trust Securities, (ii) to use the proceeds from the sale of the Trust Securities to acquire the Junior Subordinated Debentures and
(iii) to engage in only those other activities necessary, convenient or incidental thereto (such as registering the transfer of Trust Securities). Accordingly, the Junior
Subordinated Debentures are, and will be, the sole assets of the Issuer Trust, and payments under the Junior Subordinated
Debentures will be the sole source of revenue of the Trust.


Management Opinion

The financial statements in this report are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for fair presentation of the financial position and results of operations for the period presented have been included.


Note 2. INCOME TAXES

In the opinion of the Trust's tax counsel, under current law and assuming compliance with terms of the Trust Agreement, the Trust is classified as a grantor trust and not as an association, taxable as a corporation for federal income tax purposes. The preceding not withstanding, the Trust will file a consolidated federal tax return with its parent company, BancShares, beginning in 1998. It is BancShares' policy not to allocate income taxes to the Trust.

NOTE 3. CAPITAL SECURITIES

Pursuant to the terms of the Trust Agreement for the Trust, the Trustees of the Trust have issued the Capital Securities and the Common Securities. The Capital Securities represent preferred undivided beneficial interests in the assets of the Trust and holders thereof are entitled to a preference in certain circumstances with respect to Distributions and amounts payable on redemption or liquidation over the common securities, as well as other benefits as described in the Trust Agreement.


NOTE 4. JUNIOR SUBORDINATED DEBENTURES

The Junior Subordinated Debentures were issued under the Junior Subordinated Indenture, under which Bankers Trust Company is the Debenture Trustee. Concurrently with the issuance of the Capital Securities, the Trust invested the proceeds thereof, together with the consideration paid by BancShares for the Common Securities, in Junior Subordinated Debentures (the "Debentures") issued by BancShares. The Debentures bear interest, and have accrued from the date of original issuance, at a rate of 8.25%, payable in arrears at each calendar quarter-end, beginning September 30, 1998. It is anticipated that, until the liquidation, if any, of the Trust, each Debenture will be registered in the name of the Trust and held by the Property Trustee in trust for the benefit of the holders of the Trust Securities. The amount of interest payable for any period less than a full interest period will be computed on the basis of a 360-day year of twelve 30-day months and the actual days elapsed in a partial month in such period. The amount of interest payable for any full interest period will be computed by dividing the rate per annum by four. If any date on which the interest is payable on the Debentures is not a business day, then payment of the interest payable on such date will be made on the next succeeding day that is a business day. Accrued interest that is not paid on the applicable interest date will bear additional interest on the amount thereof (to the extent permitted by law) at a rate equal to 8.25% per annum, compounded quarterly and computed on the basis of a 360-day year of twelve 30-day months and actual days elapsed in a partial month in such period. The amount of additional interest payable for any interest period will be computed by dividing the rate per annum by four. The Debentures mature June 30, 2028.

The Debentures are unsecured and rank junior and subordinate in right of payment to all Senior Indebtedness of BancShares. The
Debentures are not subject to a sinking fund and are not eligible as collateral for any loan made by BancShares.


Item - 2
Not Required

SOUTHERN CAPITAL TRUST I
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The excess of revenues over expenses for the period of June 9, 1998 through June 30, 1998 was $5 thousand. During this period the Trust accrued $163 thousand in interest revenue and $158 thousand in interest expense. Other than the original funding of the Trust on June 9, there was no other financial activity.


Part II. OTHER INFORMATION

Item 1 - Legal Proceedings
Not applicable

Item 2 - Changes in Securities and Use of Proceeds
Not required

Item 3 - Defaults Upon Senior Securities
Not required

Item 4 - Submission of Matters to a Vote of Security Holders
Not required

Item 5 - Other Information
Not applicable

Item 6 - Exhibits and Reports on Form 8-K
None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOUTHERN  CAPITAL  TRUST  I
                              /SOUTHERN BANCSHARES (N.C.), INC.


Dated August 14, 1998                       /s/John C. Pegram,Jr.
                                             John C.Pegram, Jr.
                                             Administrator
                                             /President


Dated August 14, 1998                       /s/David A. Bean
                                             David A. Bean
                                             Administrator
                                             /Treasurer