Form 10-Q
period 1998-09-30
SOUTHERN CAPITAL TRUST I
filed 1998-11-13
CIK 1063588

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1998        Commission File Number:
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

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements
SOUTHERN CAPITAL TRUST I
BALANCE SHEETS
(Dollars in thousands)                 September 30,         June 9,
                                           1998                1998

ASSETS                                  (Unaudited)        (Unaudited)
Junior Subordinated Debentures of       $     23,711       $     23,711
   Southern BancShares (N.C.), Inc.
Interest Receivable                               18                -

   Total Assets                         $     23,729       $     23,711

LIABILITIES
8.25% Capital Securities                $     23,000       $     23,000
Interest Payable                                 -                  -

  Total Liabilities                     $     23,000       $     23,000

EQUITY AND NET ASSETS
Common Securities                       $        711       $        711
Net Assets                                        18                -

  Total Liabilities,
               Equity and Net Assets    $     23,729       $     23,711

SOUTHERN CAPITAL TRUST I
STATEMENTS OF REVENUE AND EXPENSE AND
CHANGES IN NET ASSETS
(Dollars in thousands)                                       Three Months
                                                                  and
                                           Three Months     22 days ended
                                           September 30,    September 30,
                                              1998               1998
                                           (Unaudited)       (Unaudited)
Revenues:
  Interest Income                          $        445      $        608
     Total Revenues                        $        445      $        608

Expenses:
  Interest Expense                         $        432      $        590
     Total  Expenses                       $        432      $        590

Excess (deficit) of revenues over expenses $         13      $         18

Change in net assets                       $         13      $         18
Net assets beginning of period             $          5      $          -
Net assets September 30, 1998              $         18      $         18

              The accompanying notes are an integral part
                  of these financial statements.

SOUTHERN CAPITAL TRUST I
STATEMENT OF CASH FLOWS
(Dollars in thousands)                               Three Months
                                                         and
                                                    22 days ended
                                                     September 30,
                                                        1998
                                                     (Unaudited)
OPERATING CASH FLOWS
    Net operating cash flows                         $         -

FINANCING CASH FLOWS
    Net financing cash flows                         $         -

INVESTING CASH FLOWS
    Net investing cash flows                         $         -

Net change in cash                                   $         -
Cash: Beginning of period                                      -
   End of period                                     $         -

RECONCILIATION OF EXCESS OF REVENUES OVER EXPENSES
TO OPERATING CASH FLOWS
(Dollars in thousands except per share data)
Excess of Revenues over Expenses                    $        18
       Changes in: Receivables                              (18)
       Changes in: Payables                                   -
         Operating cash flows                       $         -

              The accompanying notes are an integral part
                  of these financial statements.

SOUTHERN CAPITAL TRUST I
Notes to financial statements
(Dollars in thousands)

Note 1.   DESCRIPTION OF THE TRUST

     Southern Capital Trust I (the "Trust"), was created April 29, 1998 and funded on June 9, 1998. The Trust is a wholly owned subsidiary of Southern BancShares (N.C.), Inc. ("BancShares") of Mount Olive, North Carolina. The Trust is a statutory business trust created under Delaware law, the result of the filing of a certificate of trust with the Delaware Secretary of State. The Trust is governed by a trust agreement between BancShares, as Depositor; Bankers Trust (Delaware), as Delaware Trustee; Bankers Trust, as Property Trustee; the Administrators (as named herein); and the holders, from time to time of undivided beneficial interests in the assets of the Trust. Two individuals, who are officers of BancShares, have been selected by BancShares, as the holders of the Trust's Common Securities, to act as administrators with respect to The Trust. The Trust exists for the following exclusive purposes:

      (i)   to issue and sell the Trust Securities;
      (ii) to use the proceeds from the sale of the Trust Securities to acquire Junior Subordinated Debentures (see Note 5); and
      (iii) to engage in only those other activities necessary, convenient or incidental thereto (such as registering the transfer of Trust Securities).

     Accordingly, the Junior Subordinated Debentures are, and will be, the sole assets of the Issuer Trust, and payments under the Debentures will be the sole source of revenue of the Trust.


Note 2. BASIS OF PRESENTATION

     The financial statements in this report are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for fair presentation of the financial position and results of operations for the periods presented have been included.


Note 3. INCOME TAXES

     In the opinion of the Trust's tax counsel, under current law and assuming compliance with terms of the Trust Agreement, the Trust is classified as a grantor trust and not as an association, which would be taxable as a corporation for federal income tax purposes. The preceding not withstanding, the Trust will file a consolidated federal tax return with its parent company, BancShares, beginning in 1998. It is BancShares' policy not to allocate income taxes to the Trust.

SOUTHERN CAPITAL TRUST I
Notes to financial statements - continued
(Dollars in thousands)

Note 4. CAPITAL SECURITIES

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


Note 5. JUNIOR SUBORDINATED DEBENTURES

     The Junior Subordinated Debentures (the "Debentures") were issued under the Junior Subordinated Indenture, under which Bankers Trust Company is the Debenture Trustee. Concurrently with the issuance of the Capital Securities, the Trust invested the proceeds thereof, together with the consideration paid by BancShares for the Common Securities, in Debentures issued by BancShares. The Debentures bear interest, and have accrued interest from the date of original issuance, at a rate of 8.25%, payable in arrears at each calendar quarter-end, beginning September 30, 1998. It is anticipated that, until the liquidation, if any, of the Trust, each Debenture will be registered in the name of the Trust and held by the Property Trustee in trust for the benefit of the holders of the Trust Securities. The amount of interest payable for any period less than a full interest period will be computed on the basis of a 360-day year of twelve 30-day months and the actual days elapsed in a partial month in such period. The amount of interest payable for any full interest period will be computed by dividing the rate per annum by four. If any date on which the interest is payable on the Debentures is not a business day, then payment of the interest payable on such date will be made on the next succeeding day that is a business day. Accrued interest that is not paid on the applicable interest date will bear additional interest on the amount thereof (to the extent permitted by law) at a rate equal to 8.25% per annum, compounded quarterly and computed on the basis of a 360-day year of twelve 30-day months and actual days elapsed in a partial month in such period. The amount of additional interest payable for any interest period will be computed by dividing the rate per annum by four. The Debentures mature June 30, 2028.

     The Debentures are unsecured and rank junior and subordinate in right of payment to all Senior Indebtedness of BancShares. The Debentures are not subject to a sinking fund and are not eligible as collateral for any loan made by BancShares.

SOUTHERN CAPITAL TRUST I
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     The excess of revenues over expenses for the period of June 9, 1998 through September 30, 1998 was $18 thousand. During this period the Trust accrued $608 thousand in interest revenue and $590 thousand in interest expense. On September 30, 1998, the Trust made its first interest payment to holders of the Capital Securities. Other than the original funding of the Trust on June 9, there was no other financial activity.



YEAR 2000

The Year 2000 issue is the result of many existing computer programs and systems only recognizing two digits to refer to a year. These programs and systems will not properly distinguish the year 2000 from the year 1900. If not corrected, many computer applications could fail or create erroneous results at the turn of the century. This issue confronts BancShares and its suppliers, customers and competitors. The Trust does not own any computers or equipment and the Year 2000 issues are being handled by BancShares. Therefore, there are no assessments of Year 2000 issues, costs or contingency plans for the Trust.



Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -
Not required

Part II. OTHER INFORMATION

Item 1 - Legal Proceedings
Not applicable

Item 2 - Changes in Securities and Use of Proceeds
Not required

Item 3 - Defaults Upon Senior Securities
Not required

Item 4 - Submission of Matters to a Vote of Security Holders
Not required

Item 5 - Other Information
Not applicable

Item 6 - Exhibits and Reports on Form 8-K
None

SOUTHERN CAPITAL TRUST I

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOUTHERN  CAPITAL  TRUST  I
                              (SOUTHERN BANCSHARES (N.C.), INC.)


Dated November 15, 1998                         /s/John C. Pegram, Jr.
                                                    John C. Pegram, Jr.
                                                    Administrator
                                                    (President)


Dated November 15, 1998                         /s/David A. Bean
                                                   David A. Bean
                                                   Administrator
                                                   (Treasurer)